Form 10-K
period 2022-12-31
Benchmark 2022-B33 Mortgage Trust
filed 2023-03-20
CIK 1907059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-226082-13

Central Index Key Number of the issuing entity: 0001907059

Benchmark 2022-B33 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4209754 38-4209755 38-7290285 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The ExchangeRight Net Leased Portfolio #53 Mortgage Loan and the 200 West Jackson Mortgage Loan, which constituted approximately 5.2% and 4.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the ExchangeRight Net Leased Portfolio #53 Mortgage Loan or the 200 West Jackson Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the ExchangeRight Net Leased Portfolio #53 Mortgage Loan and the 200 West Jackson Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Novo Nordisk HQ Mortgage Loan, which constituted approximately 3.8% of the asset pool of the issuing entity as of its cut-off date.  The Novo Nordisk HQ Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Novo Nordisk HQ Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2021-B31 Mortgage Trust transaction, Commission File Number 333-228597-10 (the “Benchmark 2021-B31 Transaction”). This loan combination, including the Novo Nordisk HQ Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2021-B31 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 601 Lexington Avenue Mortgage Loan, which constituted approximately 7.4% of the asset pool of the issuing entity as of its cut-off date.  The 601 Lexington Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 601 Lexington Avenue Mortgage Loan, nineteen other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BXP Trust 2021-601L transaction (the “BXP Trust 2021-601L Transaction”). This loan combination, including the 601 Lexington Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Summit Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Summit Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Summit Mortgage Loan, seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SUMIT 2022-BVUE Mortgage Trust transaction (the “SUMIT 2022-BVUE Transaction”). This loan combination, including The Summit Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SUMIT 2022-BVUE Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One Wilshire Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan, which constituted approximately 7.4%, 7.4%, 3.9%, 3.7%, 3.0% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The One Wilshire Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the One Wilshire Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Bedrock Portfolio Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Woodmore Towne Centre Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to The Kirby Collection Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the JW Marriott Desert Springs Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (f) with respect to the Glen Forest Office Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2022-B32 Mortgage Trust transaction, Commission File Number 333-258342-01 (the “Benchmark 2022-B32 Transaction”). These loan combinations, including the One Wilshire Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Silver Sands Premium Outlets Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date.  The Silver Sands Premium Outlets Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Silver Sands Premium Outlets Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2022-BNK40 transaction, Commission File Number 333-257991-03 (the “BANK 2022-BNK40 Transaction”). This loan combination, including the Silver Sands Premium Outlets Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK40 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, which constituted approximately 4.6% of the asset pool of the issuing entity as of its cut-off date.  The Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Twin Spans Business Park and Delaware River Industrial Park loan combination in the BBCMS Mortgage Trust 2022-C15 transaction, Commission File Number 333-257737-03 (the “BBCMS 2022-C15 Transaction”).  After the closing of the BBCMS 2022-C15 Transaction on April 13, 2022, this loan combination, including the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2022-C15 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the One Wilshire Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the 601 Lexington Avenue Mortgage Loan, the Silver Sands Premium Outlets Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, The Summit Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Novo Nordisk HQ Mortgage Loan and the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Pentalpha Surveillance LLC is the operating advisor of the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the Silver Sands Premium Outlets Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, The Summit Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the primary servicer of the 601 Lexington Avenue Mortgage Loan and the Silver Sands Premium Outlets Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer and special servicer of The Summit Mortgage Loan and the special servicer of the One Wilshire Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the 601 Lexington Avenue Mortgage Loan.  Pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 601 Lexington Avenue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Novo Nordisk HQ Mortgage Loan, The Summit Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the One Wilshire Mortgage Loan, The Kirby Collection Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Silver Sands Premium Outlets Mortgage Loan and the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Benchmark 2021-B31 Transaction, the trust and servicing agreement for the SUMIT 2022-BVUE Transaction, the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, the pooling and servicing agreement for the BANK 2022-BNK40 Transaction and the pooling and servicing agreement for the BBCMS 2022-C15 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Novo Nordisk HQ Mortgage Loan, The Summit Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the One Wilshire Mortgage Loan, The Kirby Collection Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Silver Sands Premium Outlets Mortgage Loan and the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 601 Lexington Avenue Mortgage Loan and the Silver Sands Premium Outlets Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 601 Lexington Avenue Mortgage Loan, The Summit Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Glen Forest Office Portfolio Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan, the One Wilshire Mortgage Loan, The Kirby Collection Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Silver Sands Premium Outlets Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan and the Novo Nordisk HQ Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Novo Nordisk HQ Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the 601 Lexington Avenue Mortgage Loan and the Silver Sands Premium Outlets Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Citibank, N.A., as custodian of the Novo Nordisk HQ Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan and the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, Situs Holdings, LLC as special servicer of the 601 Lexington Avenue Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Silver Sands Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021.  On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings.  The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds.  The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances.   On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement.  U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court.  A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM.  Both requests for leave were denied by the First Department.  On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding  in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM.  On September 7, 2021, the court denied the motion to renew.  CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022.  On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew.  On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision.  On March 24, 2022, the court denied the relief sought in the motion to reargue.  CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022.  The appeal was dismissed as being non-appealable on August 30, 2022.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on March 15, 2022 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Novo Nordisk HQ Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2021-B31 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2021-B31 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2021-B31 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 601 Lexington Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP Trust 2021-601L Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BXP Trust 2021-601L Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BXP Trust 2021-601L Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Summit Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the SUMIT 2022-BVUE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the SUMIT 2022-BVUE Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SUMIT 2022-BVUE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One Wilshire Mortgage Loan, Bedrock Portfolio Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B32 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Silver Sands Premium Outlets Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK40 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2022-BNK40 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2022-BNK40 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C15 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2022-C15 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2022-C15 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of March 1, 2022, among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on May 12, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of December 1, 2021, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of December 29, 2021, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of January 27, 2022, among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Servicer and Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of February 1, 2022, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of March 1, 2021, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of April 1, 2022, between Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 19, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.8           Agreement Between Noteholders, dated as of February 16, 2022, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, and Goldman Sachs Bank USA, as Initial Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of December 29, 2021, by and among Wells Fargo Bank, National Association, as Initial Note Holder of Note A-1-S1, Note A-1-C1, Note A-1-C2, Note A-1-C3, Note A-1-C4 and Note B-1, DBR Investments Co. Limited, as Initial Note Holder of Note A-2-S1, Note A-2-C1, Note A-2-C2, Note A-2-C3, Note A-2-C4 and Note B-2, Morgan Stanley Bank, National Association, as Initial Note Holder of Note A-3-S1, Note A-3-C1, Note A-3-C2, Note A-3-C3, Note A-3-C4 and Note B-3, and Citi Real Estate Funding Inc., as Initial Note Holder of Note A-4-S1, Note A-4-C1, Note A-4-C2, Note A-4-C3, Note A-4-C4 and Note B-4 (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of January 1, 2022, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-5 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-6 Holder, Starwood Mortgage Funding II LLC, as Initial Note A-2-1 Holder, Starwood Mortgage Funding II LLC, as Initial Note A-2-2 Holder, Starwood Mortgage Funding II LLC, as Initial Note A-2-3 Holder, and Starwood Mortgage Funding II LLC, as Initial Note A-2-4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of February 10, 2022, by and between Bank of America, N.A., as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and Bank of America, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of December 22, 2021, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of January 28, 2022, by and between Barclays Bank PLC, as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of February 28, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.15         Agreement Between Noteholders, dated as of February 16, 2022, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3 Holder, and Goldman Sachs Bank USA, as Initial Note A-4 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.16         Amended and Restated Co-Lender Agreement, dated as of February 16, 2022, between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Wilmington Trust, National Association, as Trustee, for the Benefit of the Registered Holders of Benchmark 2021-B31 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2021-B31, and the Uncertificated VRR Interest Owners, as Note A-1 Holder, DBR Investments Co. Limited, as Note A-2 Holder, DBR Investments Co. Limited, as Note A-3-1 Holder, DBR Investments Co. Limited, as Note A-3-2 Holder, DBR Investments Co. Limited, as Note A-4-1 Holder, and DBR Investments Co. Limited, as Note A-4-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of January 12, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.18         Agreement Between Noteholders, dated as of February 16, 2022, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of January 27, 2022, by and among Barclays Bank PLC, as Note A-1-1, Note A-1-2, Note A-1-3 and Note A-1-4 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-S Holder and Initial Note B-1-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2-S Holder, Initial Note A-2-1 Holder, Initial Note A-2-2 Holder and Initial Note B-2-1 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of February 16, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Computershare Trust Company, National Association, as Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.1)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.1)

33.9         Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.5)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.6)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 33.1)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 33.1)

33.14       Wilmington Trust, National Association, as Trustee of the 200 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Computershare Trust Company, National Association, as Custodian of the 200 West Jackson Mortgage Loan (see Exhibit 33.5)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 200 West Jackson Mortgage Loan (see Exhibit 33.6)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan

33.19       Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

33.22       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

33.23       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

33.24       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

33.27       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan

33.28       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 33.27)

33.29       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 33.5)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 33.21)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.1)

33.33       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.27)

33.34       Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 33.5)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 33.21)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.27)

33.39       Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.21)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.1)

33.43       KeyBank National Association, as Special Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.27)

33.44       Wilmington Trust, National Association, as Trustee of the Woodmore Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.5)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.21)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Kirby Collection Mortgage Loan (see Exhibit 33.1)

33.48       KeyBank National Association, as Special Servicer of The Kirby Collection Mortgage Loan (see Exhibit 33.27)

33.49       Wilmington Trust, National Association, as Trustee of The Kirby Collection Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Custodian of The Kirby Collection Mortgage Loan (see Exhibit 33.5)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of The Kirby Collection Mortgage Loan (see Exhibit 33.21)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.1)

33.53       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.27)

33.54       Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.21)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.58       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.27)

33.59       Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.21)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.22)

33.63       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan

33.64       Wilmington Trust, National Association, as Trustee of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Computershare Trust Company, National Association, as Custodian of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.21)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.26)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.1)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.18)

33.70       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.5)

33.72       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.21)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Computershare Trust Company, National Association, as Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.1)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.1)

34.9         Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.5)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.6)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 34.1)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 34.1)

34.14       Wilmington Trust, National Association, as Trustee of the 200 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Computershare Trust Company, National Association, as Custodian of the 200 West Jackson Mortgage Loan (see Exhibit 34.5)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 200 West Jackson Mortgage Loan (see Exhibit 34.6)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan

34.19       Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

34.22       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

34.23       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

34.24       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

34.27       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan

34.28       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 34.27)

34.29       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 34.5)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 34.21)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.1)

34.33       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.27)

34.34       Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 34.5)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 34.21)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.27)

34.39       Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.21)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.1)

34.43       KeyBank National Association, as Special Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.27)

34.44       Wilmington Trust, National Association, as Trustee of the Woodmore Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.5)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.21)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Kirby Collection Mortgage Loan (see Exhibit 34.1)

34.48       KeyBank National Association, as Special Servicer of The Kirby Collection Mortgage Loan (see Exhibit 34.27)

34.49       Wilmington Trust, National Association, as Trustee of The Kirby Collection Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Custodian of The Kirby Collection Mortgage Loan (see Exhibit 34.5)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of The Kirby Collection Mortgage Loan (see Exhibit 34.21)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.1)

34.53       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.27)

34.54       Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.21)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.58       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.27)

34.59       Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.21)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.22)

34.63       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan

34.64       Wilmington Trust, National Association, as Trustee of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Computershare Trust Company, National Association, as Custodian of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.21)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.26)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.1)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.18)

34.70       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.5)

34.72       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.21)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 35.1)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

35.11       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan

35.13       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 35.12)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.1)

35.15       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.12)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.12)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Special Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 35.12)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Kirby Collection Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Special Servicer of The Kirby Collection Mortgage Loan (see Exhibit 35.12)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.1)

35.23       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.12)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.25       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.12)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 35.10)

35.27       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of March 15, 2022, between GS Mortgage Securities Corporation II Goldman Sachs Mortgage Company (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of March 15, 2022, between GS Mortgage Securities Corporation II and Citi Real Estate Funding Inc.  (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of March 15, 2022, between GS Mortgage Securities Corporation II and JPMorgan Chase Bank, National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of March 15, 2022, between GS Mortgage Securities Corporation II and German American Capital Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 15, 2022 under Commission File No. 333-226082-13 and incorporated by reference herein).

 (b)  The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 17, 2023