Form 10-K
period 2023-12-31
Benchmark 2022-B33 Mortgage Trust
filed 2024-03-19
CIK 1907059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Bedrock Portfolio Mortgage Loan, the One Wilshire Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, the Novo Nordisk HQ Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan and the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to May 2, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Novo Nordisk HQ Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the 601 Lexington Avenue Mortgage Loan and the Silver Sands Premium Outlets Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Citibank, N.A., as custodian of the Novo Nordisk HQ Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Novo Nordisk HQ Mortgage Loan and the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, Situs Holdings, LLC as special servicer of the 601 Lexington Avenue Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Silver Sands Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One Wilshire Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Woodmore Towne Centre Mortgage Loan, The Kirby Collection Mortgage Loan, the JW Marriott Desert Springs Mortgage Loan and the Glen Forest Office Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B32 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Computershare Trust Company, National Association, as Certificate Administrator

33.6         Computershare Trust Company, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.1)

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.10       K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.11       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.6)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 33.7)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 33.1)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 200 West Jackson Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.16       K-Star Asset Management LLC, as Special Servicer of the 200 West Jackson Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.17       Wilmington Trust, National Association, as Trustee of the 200 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Computershare Trust Company, National Association, as Custodian of the 200 West Jackson Mortgage Loan (see Exhibit 33.6)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the 200 West Jackson Mortgage Loan (see Exhibit 33.7)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan (see Exhibit 33.1)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan

33.22       Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

33.26       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

33.27       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

33.30       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan

33.31       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 33.30)

33.32       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 33.6)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 33.24)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.1)

33.36       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.30)

33.37       Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 33.6)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 33.24)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.1)

33.41       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.30)

33.42       Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.6)

33.44       Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 33.24)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.1)

33.46       KeyBank National Association, as Special Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.30)

33.47       Wilmington Trust, National Association, as Trustee of the Woodmore Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Computershare Trust Company, National Association, as Custodian of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.6)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Woodmore Towne Centre Mortgage Loan (see Exhibit 33.24)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Kirby Collection Mortgage Loan (see Exhibit 33.1)

33.51       KeyBank National Association, as Special Servicer of The Kirby Collection Mortgage Loan (see Exhibit 33.30)

33.52       Wilmington Trust, National Association, as Trustee of The Kirby Collection Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Computershare Trust Company, National Association, as Custodian of The Kirby Collection Mortgage Loan (see Exhibit 33.6)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of The Kirby Collection Mortgage Loan (see Exhibit 33.24)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.1)

33.56       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.30)

33.57       Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.6)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 33.24)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.61       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.30)

33.62       Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 33.24)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.25)

33.66       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan

33.67       Wilmington Trust, National Association, as Trustee of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Custodian of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.24)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 33.29)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.1)

33.72       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.21)

33.73       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.6)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.24)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Computershare Trust Company, National Association, as Certificate Administrator

34.6         Computershare Trust Company, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.1)

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.10       K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.11       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.6)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 34.7)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 34.1)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 200 West Jackson Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.16       K-Star Asset Management LLC, as Special Servicer of the 200 West Jackson Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.17       Wilmington Trust, National Association, as Trustee of the 200 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Computershare Trust Company, National Association, as Custodian of the 200 West Jackson Mortgage Loan (see Exhibit 34.6)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the 200 West Jackson Mortgage Loan (see Exhibit 34.7)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan (see Exhibit 34.1)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan

34.22       Wilmington Trust, National Association, as Trustee of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Citibank, N.A., as Custodian of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the Novo Nordisk HQ Mortgage Loan

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

34.26       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan

34.27       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan

34.30       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan

34.31       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 34.30)

34.32       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 34.6)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 34.24)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.1)

34.36       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.30)

34.37       Wilmington Trust, National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Computershare Trust Company, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 34.6)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 34.24)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.1)

34.41       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.30)

34.42       Wilmington Trust, National Association, as Trustee of the Bedrock Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Computershare Trust Company, National Association, as Custodian of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.6)

34.44       Pentalpha Surveillance LLC, as Operating Advisor of the Bedrock Portfolio Mortgage Loan (see Exhibit 34.24)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.1)

34.46       KeyBank National Association, as Special Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.30)

34.47       Wilmington Trust, National Association, as Trustee of the Woodmore Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Computershare Trust Company, National Association, as Custodian of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.6)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Woodmore Towne Centre Mortgage Loan (see Exhibit 34.24)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Kirby Collection Mortgage Loan (see Exhibit 34.1)

34.51       KeyBank National Association, as Special Servicer of The Kirby Collection Mortgage Loan (see Exhibit 34.30)

34.52       Wilmington Trust, National Association, as Trustee of The Kirby Collection Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Computershare Trust Company, National Association, as Custodian of The Kirby Collection Mortgage Loan (see Exhibit 34.6)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of The Kirby Collection Mortgage Loan (see Exhibit 34.24)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.1)

34.56       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.30)

34.57       Wilmington Trust, National Association, as Trustee of the JW Marriott Desert Springs Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Custodian of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.6)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 34.24)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.61       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.30)

34.62       Wilmington Trust, National Association, as Trustee of the Glen Forest Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Computershare Trust Company, National Association, as Custodian of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 34.24)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.25)

34.66       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan

34.67       Wilmington Trust, National Association, as Trustee of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Custodian of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.24)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 34.29)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.1)

34.72       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.21)

34.73       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.6)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.24)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.7         K-Star Asset Management LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #53 Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 200 West Jackson Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 200 West Jackson Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.10       K-Star Asset Management LLC, as Special Servicer of the 200 West Jackson Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Novo Nordisk HQ Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Novo Nordisk HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan

35.14       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan

35.16       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 35.15)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 35.15)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.1)

35.20       KeyBank National Association, as Special Servicer of the Bedrock Portfolio Mortgage Loan (see Exhibit 35.15)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 35.1)

35.22       KeyBank National Association, as Special Servicer of the Woodmore Towne Centre Mortgage Loan (see Exhibit 35.15)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Kirby Collection Mortgage Loan (see Exhibit 35.1)

35.24       KeyBank National Association, as Special Servicer of The Kirby Collection Mortgage Loan (see Exhibit 35.15)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.1)

35.26       KeyBank National Association, as Special Servicer of the JW Marriott Desert Springs Mortgage Loan (see Exhibit 35.15)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.28       KeyBank National Association, as Special Servicer of the Glen Forest Office Portfolio Mortgage Loan (see Exhibit 35.15)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Silver Sands Premium Outlets Mortgage Loan (see Exhibit 35.13)

35.30       CWCapital Asset Management LLC, as Special Servicer of the Silver Sands Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 35.1)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024